Form 10-Q
period 1994-09-30
PECO ENERGY POWER CO
filed 1995-02-06
CIK 78103

FORM 10-Q
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended...September 30, 1994........

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from..............to..................

Commission file number...............1-1392...................

..............PECO Energy Power Company.............
(formerly Philadelphia Electric Power Company)
(Exact name of registrant as specified in its charter)

............Pennsylvania.................... 23-0970740.......
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)        Identification No.)

....2301 Market Street, Philadelphia, PA..........19103.......
(Address of principal executive offices)      (Zip Code)

.................(215) 841-4000.....................
   (Registrant's telephone number, including area code)

     The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No
     -----              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The Company has 984,000 shares of common stock outstanding at September 30, 1994.

                          PECO ENERGY POWER COMPANY & SUBSIDIARY COMPANY
                                   PART I. FINANCIAL INFORMATION
                                   ITEM 1. FINANCIAL STATEMENTS
- ---------------------------------------------------------------------------------------------------------------

PECO Energy Power Company (Company) is a wholly owned subsidiary of PECO Energy Company (Parent Company).  The
Company and its wholly owned subsidiary, Susquehanna Power Company (Maryland Company), own the Conowingo Hydro-
Electric Project which is licensed by the Federal Energy Regulatory Commission.  The utility plant is leased to and operated by the Parent Company and the Maryland Company.  The accompanying condensed consolidated financial statements are unaudited but include all adjustments (consisting only of normal recurring accruals) which the
Company considers necessary for a fair presentation of such condensed consolidated financial statements.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements also reflect the Company's adoption of Statement of Financial Accounting Standards No.
109, "Accounting for Income Taxes," effective January 1, 1993.


                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            (Unaudited)



                                              3 Months Ended Sept. 30,   9 Months Ended Sept. 30,
                                                 1994      1993             1994      1993
                                              ----------  ----------     ----------  ----------
Rentals from Utility Plant Leased to Others   $3,997,833 $3,696,266     $11,493,631 $11,122,226
                                              ---------- ----------     ----------- ----------
Expenses of Utility Plant Leased to Others
   General                                        16,052     18,429          50,538     61,786
   Depreciation and Amortization                 397,254    375,528       1,150,622  1,121,976
   Income Taxes                                  875,905    844,138       2,478,964  2,452,367
   Other Taxes                                   579,798    470,425       1,736,992  1,486,262
                                              ---------- ----------      ---------- ----------
      Total Expenses of Utility Plant
         Leased to Others                      1,869,009  1,708,520       5,417,116  5,122,391
                                              ---------- ----------      ---------- ----------
Income from Leased Utility Plant               2,128,824  1,987,746       6,076,515  5,999,835
                                              ---------- ----------      ---------- ----------
Other Income and Deductions
   Allowance for Other Funds Used
      During Construction                         21,342     36,572         110,686     93,255
   Income Taxes                                   (9,165)   (31,240)        (32,321)   (35,128)
   Other, Net                                     (1,854)    15,278          (5,414)    (5,845)
                                              ---------- ----------      ---------- ----------
      Total Other Income and Deductions           10,323     20,610          72,951     52,282
                                              ---------- ----------      ---------- ----------
Income Before Interest Charges                 2,139,147  2,008,356       6,149,466  6,052,117
                                              ---------- ----------      ---------- ----------
Interest Charges
   Interest on Debt                                5,669     15,872          27,271     50,853
   Allowance for Borrowed Funds Used
      During Construction                        (27,063)   (35,805)       (124,046)   (93,703)
   Other                                          31,904     13,201         109,355     27,918
                                              ---------- ----------      ---------- ----------
      Net Interest Charges                        10,510     (6,732)         12,580    (14,932)
                                              ---------- ----------      ---------- ----------
Net Income                                    $2,128,637 $2,015,088      $6,136,886 $6,067,049
                                              ========== ==========      ========== ==========

                          PECO ENERGY POWER COMPANY & SUBSIDIARY COMPANY
                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                                       Sept. 30,             Dec. 31,
                                                         1994                1993
ASSETS                                                ------------       ------------
Utility Plant, at Original Cost                       $123,982,046       $119,434,378
   Less Accumulated Provision for Depreciation
      and Amortization                                  39,389,420         39,063,417
                                                      ------------       ------------
                                                        84,592,626         80,370,961
Construction Work in Progress                            3,386,029          8,245,891
                                                      ------------       ------------
                                                        87,978,655         88,616,852
                                                      ------------       ------------
Non-Utility Property, Net                                1,395,590          1,386,016
Current Assets
   Cash and Temporary Cash Investments                   1,068,888            266,391
   Accounts Receivable, Affiliates                       2,884,119          4,476,173
   Accounts Receivable, Other                               65,622             51,561
   Prepayments                                             279,328            966,990
                                                      ------------       ------------
                                                         4,297,957          5,761,115
Deferred Debits                                       ------------       ------------
   Unamortized Debt Expense                                    651              1,823
   Deferred Income Taxes Receivable                      9,607,360         10,548,810
   Miscellaneous Deferred Debits                           227,489            227,489
                                                      ------------       ------------
                                                         9,835,500         10,778,122
                                                      ------------       ------------
   TOTAL                                              $103,507,702       $106,542,105
                                                      ============       ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Common Shareholder's Equity
   Common Stock ($25 Par), Authorized 1,500,000 Shares,
      Outstanding 984,000 Shares                       $24,600,000        $24,600,000
   Other Paid-In Capital                                36,500,000         35,700,000
   Retained Earnings                                     7,455,602          7,419,516
                                                      ------------       ------------
                                                        68,555,602         67,719,516
Long-Term Debt                                        ------------       ------------
   Sinking Fund Debentures, 4-1/2% due March 1, 1995             0          9,750,000
                                                      ------------       ------------
                                                                 0          9,750,000
                                                      ------------       ------------
Current Liabilities
   Notes Payable                                         2,150,000          1,350,000
   Sinking Fund Debentures, 4-1/2% due March 1, 1995     9,750,000            800,000
   Unamortized Debt Discount                                (1,168)            (3,271)
   Accounts Payable, Affiliates                          4,334,682          9,152,348
   Accounts Payable, Other                                (382,547)            11,032
   Taxes Accrued                                         2,555,418            289,740
   Interest Accrued                                         35,829            157,651
                                                      ------------       ------------
                                                        18,442,214         11,757,500
                                                      ------------       ------------
Deferred Credits
   Unamortized Gain on Reacquired Debt                     173,940            487,031
   Accumulated Deferred Investment Tax Credits             967,494            979,887
   Accumulated Deferred Income Taxes                    15,368,452         15,848,171
                                                      ------------       ------------
                                                        16,509,886         17,315,089
                                                      ------------       ------------
   TOTAL                                              $103,507,702       $106,542,105
                                                      ============       ============
/TABLE

                          PECO ENERGY POWER COMPANY & SUBSIDIARY COMPANY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)


                                                               9 Months Ended Sept. 30,
                                                             1994                1993
                                                          ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                             $6,136,886          $6,067,049
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Depreciation and Amortization                     1,150,622           1,121,976
         Deferred Income Taxes                               941,450             409,697
         Investment Tax Credits, Net                         (12,393)            (11,637)
         Net Change in Receivables                         1,577,993          (2,843,189)
         Net Change in Payables and Accrued Expenses      (3,067,389)          5,524,359
         Net Change in Recoverable Deferred Income Taxes    (479,719)                ---
         Other, Net                                         (448,876)             59,010
                                                          ----------          ----------

   Net Cash Flows Provided by Operating Activities         5,798,574          10,327,265
                                                          ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in Utility Plant                               312,194          (1,646,698)
   Non-Utility Plant                                          (9,574)              5,636
                                                          ----------          ----------
   Net Cash Flows Provided (Used) by Investing Activities    302,620          (1,641,062)
                                                          ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital Contribution from Parent Company                  800,000           1,200,000
   Repayment of Long-Term Debt                              (800,000)           (800,000)
   Change in Short-Term Debt                                 800,000           1,175,000
   Other, Net                                                  2,103               2,563
   Dividends on Common Stock                              (6,100,800)         (6,100,800)
                                                          ----------          ----------
   Net Cash Flows Used by Financing Activities            (5,298,697)         (4,523,237)
                                                          ----------          ----------

   Increase in Cash and Cash Equivalents                     802,497           4,162,966
   Cash and Cash Equivalents at beginning of period          266,391             373,817
                                                          ----------          ----------

   Cash and Cash Equivalents at end of period             $1,068,888          $4,536,783
                                                          ==========          ==========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

                None

     (b)    Reports on Form 8-K

                None

                               Signatures

                      Pursuant to requirements of the Securities
          Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PECO ENERGY POWER COMPANY

                                      \s\ M. W. Rimerman
                                        M. W. Rimerman
                                           Treasurer
                                 (Principal Financial Officer)





Date:  November 10, 1994